Form 10-K
period 1998-09-30
FRANKLIN RECEIVABLES LLC
filed 1998-12-30
CIK 1063267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1998
                                       OR
                                       [ ]
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                        Commission file number 333-56869

                            FRANKLIN RECEIVABLES LLC
                           FRANKLIN AUTO TRUST 1998-1
             (Exact name of Registrant as specified in its charter)

Delaware                                                           94-3301790
(State or other jurisdiction of                               (I.R.S.   Employer
incorporation  or organization)                             Identification  No.)

47 West 200 South, Suite 500
Salt Lake City, Utah                                                       84101
(Address of principal executive offices)                             (Zip  Code)

Registrant's telephone number, including Area Code (801) 238-6700 Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which  registered
Asset Backed Notes                    None



           Securities registered pursuant to Section 12(g) of the Act:
                               Asset Backed Notes
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the
Registrant:

N/A

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Current Report on Form 8-K filed on November 16, 1998.

                                     PART I

Item 1.   Business

     On September 29, 1998, Franklin Receivables LLC transferred $131,394,000 of Prime, Non-Prime and Sub-Prime motor vehicle retail installment sale contracts (the "Receivables"), to Franklin Auto Trust 1998-1 (the "Trust"). The Trust transferred the Receivables to The Chase Manhattan Bank, as indenture trustee ("Indenture Trustee"), who in turn issued Class A-1 5.5% Asset Backed Notes in the aggregate original principal amount of $109,000,000 due January 15, 2002 and Class A-2 5.65% Asset Backed Notes in the aggregate original principal amount of $22,394,000 due January 15, 2002 (collectively, the "Asset Backed Notes").

Item 2.   Properties
     See Item 1 Above.

Item 3.   Pending Legal Proceedings

     There are no material pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

Item 4.   Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     There were three holders of record of Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

Item 6.   Selected Financial Highlights

     N/A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     N/A

Item 7A.  Quantitative and Qualitative and Disclosures about Market Risk

     N/A

Item  8.  Financial   Statements  and   Supplementary   Data

     Exhibit 19(a) to Registrant's Current Report on Form 8-K filed on November 16, 1998 containing the Franklin Auto Trust 1998-1 Monthly Servicing Report for the Collection Period ending September 30, 1998 is hereby incorporated by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     None.

Item 11.  Executive Compensation

     N/A

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following persons hold in excess of 5% of the aggregate outstanding Asset Backed Notes as of September 29, 1998:

           NAME                     AMOUNT                  PERCENTAGE
           ----                     ------                  ----------

Western Asset Management Company  $75,000,000 Class A-1         57%
CDC Investment Management         $34,000,000 Class A-1         26%
Hancock Asset Management          $22,394,000 Class A-2         17%

The addresses of the holders are: Western Asset Management Company, 117 E. Colorado Blvd., 6th Floor, Pasadena, California 91105-1938; CDC Investment Management, 9 West 57th Street, 36th Floor, New York, New York 10019; Hancock Asset Management, 200 Clarendon, 57th Floor, Boston, Massachusetts 02117.


Item 13.  Certain Relationships and Related Transactions
          N/A


                                     PART IV

Item 14.  Exhibits,  Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Please see the index in Item 8 for a list of the financial statements filed as part of this report.

        (2) Please see the index in Item 8 for a list of the financial statement schedules filed as part of this report.


     (b)(1)  Current Report on Form 8-K: None.


                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.


                         FRANKLIN RECEIVABLES LLC
                         (Registrant)

                           By: Franklin Capital Corp.,
                               its Managing Member




Date: December 29, 1998   /s/ Jennifer J. Bolt
                          JENNIFER J. BOLT
                          President