Form 10-K
period 2002-09-30
FRANKLIN RECEIVABLES LLC
filed 2003-06-02
CIK 1063267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2002
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file numbers 333-56869
                           FRANKLIN AUTO TRUST 2000-1
                           FRANKLIN AUTO TRUST 2001-1

                        Commission file numbers 333-72180
                           FRANKLIN AUTO TRUST 2001-2
                           FRANKLIN AUTO TRUST 2002-2

                            FRANKLIN RECEIVABLES LLC
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

       Registrant's telephone number, including Area Code: (801) 238-6700

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K:   N/A

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]
   -

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the
Registrant:   N/A

DOCUMENTS INCORPORATED BY REFERENCE:     None


                                       2
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS

The Franklin Auto Trust 2000-1 (the "2000-1 Trust") is a Delaware statutory trust formed pursuant to the trust agreement (the "2000-1 Agreement") between Franklin Receivables LLC, as Seller, Bankers Trust, as Owner Trustee. On March 28, 2000, Franklin Receivables LLC transferred $123,002,883 of Prime, Non-Prime and Sub-Prime motor vehicle retail installment sale contracts (the "2000-1 Receivables") to the 2000-1 Trust. The 2000-1 Trust pledged the 2000-1
Receivables to The Chase Manhattan Bank, as indenture trustee (the "2000-1 Indenture Trustee"), who in turn issued asset backed notes (the "2000-1 Asset Backed Notes"), subsequently transferred to The Bank of New York.

The Franklin Auto Trust 2001-1 (the "2001-1 Trust") is a Delaware statutory trust formed pursuant to the trust agreement (the "2001-1 Agreement") between Franklin Receivables LLC, as Seller, Bankers Trust, as Owner Trustee. On January 25, 2001, Franklin Receivables LLC transferred $139,087,054 of Prime, Non-Prime and Sub-Prime motor vehicle retail installment sale contracts (the "2001-1 Receivables") to the 2001-1 Trust. The 2001-1 Trust pledged the 2001-1
Receivables to The Chase Manhattan Bank, as indenture trustee (the "2001-1 Indenture Trustee"), who in turn issued asset backed notes (the "2001-1 Asset Backed Notes"), subsequently transferred to The Bank of New York.

The Franklin Auto Trust 2001-2 (the "2001-2 Trust") is a Delaware statutory trust formed pursuant to the trust agreement (the "2001-2 Agreement") between Franklin Receivables LLC, as Seller, and Bankers Trust, as Owner Trustee. On December 13, 2001, Franklin Receivables LLC transferred $300,000,000 of Prime, Non-Prime and Sub-Prime motor vehicle retail installment sale contracts (the "2001-2 Receivables") to the 2001-2 Trust. The 2001-2 Trust pledged the 2001-2 Receivables to The Bank of New York, as indenture trustee (the "2001-2 Indenture Trustee"), who in turn issued asset backed notes (the "2001-2 Asset Backed Notes").

The Franklin Auto Trust 2002-1 (the "2002-1 Trust") is a Delaware statutory trust formed pursuant to the trust agreement (the "2002-1 Agreement") between Franklin Receivables LLC, as Seller, and Deutsche Bank Trust Company Delaware, as Owner Trustee. On June 13, 2002, Franklin Receivables LLC transferred $235,000,000 of Prime, Non-Prime and Sub-Prime motor vehicle retail installment sale contracts (the "2002-1 Receivables") to the 2002-1 Trust. The 2002-1 Trust pledged the 2002-1 Receivables to The Bank of New York, as indenture trustee (the "2002-1 Indenture Trustee"), who in turn issued asset backed notes (the "2002-1 Asset Backed Notes").

ITEM 2.   PROPERTIES

See Item 1 Above.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

                                       3
--------------------------------------------------------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For the 2000-1 Trust, there were seven holders of record of 2000-1 Class A-2 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

For the 2001-1 Trust, there were eleven holders of record of 2001-1 Class A-1 Asset Backed Notes and two holders of record of 2001-1 Class A-2 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

For the 2001-2 Trust, there were four holders of record of 2001-2 Class A-2 Asset Backed Notes, five holders of record of 2001-2 Class A-3 Asset Backed Notes, and four holders of record of 2001-2 Class A-4 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

For the 2002-1 Trust, there were two holders of record of 2002-1 Class A-1 Asset Backed Notes, four holders of record of 2002-1 Class A-2 Asset Backed Notes, six holders of record of 2002-1 Class A-3 Asset Backed Notes, and six holders of record of 2002-1 Class A-4 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.


ITEM 6.   SELECTED FINANCIAL HIGHLIGHTS

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

N/A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

                                       4
--------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

None.

ITEM 11.  EXECUTIVE COMPENSATION

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons hold in excess of 5% of the aggregate outstanding 2000-1 Asset Backed Notes as of September 29, 2002:

  TITLE OF CLASS               NAME AND ADDRESS OF                        AMOUNT       PERCENTAGE
  --------------                BENEFICIAL OWNERS                         ------       ----------
                               -------------------

CLASS A-2                     BOSTON SAFE DEPOSIT                  16,211,703.10           48.08%
---------                     AND TRUST COMPANY
                              Mellon Trust
                              Pittsburgh, PA 15259


                              DEUTSCHE BANK TRUST                  12,196,078.59           36.17%
                              COMPANY AMERICAS
                              648 Grassmere Park Road
                              Nashville, TN 37211


                              STATE STREET BANK AND                 2,797,594.78            8.30%
                              TRUST COMPANY
                              1776 Heritage Dr.
                              Global Corporate Action Unit
                              Jab 5NW
                              No. Quincy, MA 02171


                                       5
--------------------------------------------------------------------------------


The following persons hold in excess of 5% of the aggregate outstanding 2001-1 Asset Backed Notes as of September 29, 2002:


  TITLE OF CLASS               NAME AND ADDRESS OF                        AMOUNT       PERCENTAGE
  --------------                BENEFICIAL OWNERS                         ------       ----------
                               -------------------
CLASS A-1                     THE BANK OF NEW YORK                    528,452.66            6.21%
---------                     One Wall Street
                              New York, NY 10286
                              Cecile Lamarco 201-319-3066


                              BOSTON SAFE DEPOSIT                     489,308.02            5.75%
                              AND TRUST COMPANY
                              Mellon Trust
                              Pittsburgh, PA 15259
                              Melissa Tarasovicce 412-234-
                              2475


                              HSBC BANK USA                           489,308.02            5.75%
                              OMNIBUS
                              140 Broadway Level A
                              New York, NY 10013
                              Linda NG 212-658-1228


                              JPMORGAN CHASE BANK                   1,105,836.13           12.99%
                              Proxy/Class
                              Actions/Bankruptcy
                              Dallas, TX 75254
                              Paula Dabner 489-477-0081


                              NORTHERN TRUST                          812,251.32            9.54%
                              COMPANY
                              801 S Canal C-In
                              Chicago, IL 60607
                              Amelia Henson 312-630-8930


                              STATE STREET BANK AND                 4,433,130.68           52.07%
                              TRUST COMPANY
                              1776 Heritage Dr.
                              Global Corporate Action Unit
                              Jab 5NW
                              No. Quincy, MA 02171
                              Joseph Callahan 617-985-6453

                                       6
--------------------------------------------------------------------------------

CLASS A-2                     DEUTSCHE BANK TRUST                  47,081,000.00           90.40%
---------                     COMPANY AMERICAS
                              648 Grassmere Park Road
                              Nashville, TN 37211
                              John Lasher 615-835-3419


                              HSBC BANK USA                         5,000,000.00            9.60%
                              OMNIBUS
                              140 Broadway Level A
                              New York, NY 10013
                              Linda NG 212-658-1228

The following persons hold in excess of 5% of the aggregate outstanding 2001-2 Asset Backed Notes as of September 30, 2002:

  TITLE OF CLASS               NAME AND ADDRESS OF                        AMOUNT       PERCENTAGE
  --------------                BENEFICIAL OWNERS                         ------       ----------
                               -------------------
CLASS A-2
---------
                              THE BANK OF NEW YORK                 19,108,790.01           46.98%
                              One Wall Street
                              New York, NY 10286
                              Cecile Lamarco 201-319-3066


                              BROWN BROTHERS                       15,014,049.29           36.91%
                              HARRIMAN & CO.
                              63 Wall Street, 8th Floor
                              New York, NY 10003
                              Robert Davide 212-493-7946


                              WELLS FARGO BANK                      5,459,654.29           13.42%
                              MINNESOTA, N.A.
                              C/O ADP Proxy Services
                              51 Mercedes Way
                              Edgewood, NY 11717
                              Issuer Services 631-254-7400

CLASS A-3
---------

                              BOSTON SAFE DEPOSIT                     24,000,000           26.37%
                              AND TRUST COMPANY
                              Mellon Trust
                              Pittsburgh, PA 15259
                              Melissa Tarasovicce 412-234-
                              2475


                                       7
--------------------------------------------------------------------------------

                              CREDIT SUISSE FIRST                     10,000,000           10.99%
                              BOSTON LLC
                              C/O ADP Proxy Services
                              631-254-7400


                              DEUTSCHE BANK TRUST                     37,000,000           40.66%
                              COMPANY AMERICAS
                              648 Grassmere Park Road
                              Nashville, TN 37211
                              John Lasher 615-835-3419


                              JPMORGAN CHASE BANK                      6,000,000            6.59%
                              Proxy/Class Actions/Bankruptcy
                              Dallas, TX 75254
                              Paula Dabner 489-477-0081


                              STATE STREET BANK AND                   14,000,000           15.38%
                              TRUST COMPANY
                              1776 Heritage Dr.
                              Global Corporate Action Unit
                              Jab 5NW
                              No. Quincy, MA 02171
                              Joseph Callahan 617-985-6453


CLASS A-4
---------
                              CREDIT SUISSE FIRST                      7,000,000            8.81%
                              BOSTON LLC
                              C/O ADP Proxy Services
                              631-254-7400

                              DEUTSCHE BANK TRUST                     71,100,000           89.43%
                              COMPANY AMERICAS
                              648 Grassmere Park Road
                              Nashville, TN 37211
                              John Lasher 615-835-3419

                                       8
--------------------------------------------------------------------------------

The following persons hold in excess of 5% of the aggregate outstanding 2002-1 Asset Backed Notes as of September 29, 2002:

  TITLE OF CLASS               NAME AND ADDRESS OF                        AMOUNT       PERCENTAGE
  --------------                BENEFICIAL OWNERS                         ------       ----------
                               -------------------
CLASS A-1
---------
                              STATE STREET BANK AND                12,339,609.40           97.30%
                              TRUST COMPANY
                              1776 Heritage Dr.
                              Global Corporate Action Unit
                              Jab 5NW
                              No. Quincy, MA 02171
                              Joseph Callahan 617-985-6453



CLASS A-2
---------
                              THE BANK OF NEW YORK                    21,000,000           35.59%
                              One Wall Street
                              New York, NY 10286
                              Cecile Lamarco 201-319-3066


                              BOSTON SAFE DEPOSIT                     25,000,000           42.37%
                              AND TRUST COMPANY
                              Mellon Trust
                              Pittsburgh, PA 15259
                              Melissa Tarasovicce 412-234-
                              2475


                              WACHOVIA BANK N.A.                      12,000,000           20.34%
                              40 Broad Street, 5th Floor
                              No. Quincy, MA 02171
                              Joe Salgado 212-839-7520


Class A-3
---------
                              THE BANK OF NEW YORK                    30,500,000           46.92%
                              One Wall Street
                              New York, NY 10286
                              Cecile Lamarco 201-319-3066


                              MORGAN STANLEY & CO                     16,000,000           24.62%
                              INCORPORATED
                              One Pierrepont Plaza, 7th Floor
                              Brooklyn, NY 11201
                              Victor Reich 718-754-4019


                                       9
--------------------------------------------------------------------------------

                              STATE STREET BANK AND                   13,500,000           20.77%
                              TRUST COMPANY
                              1776 Heritage Dr.
                              Global Corporate Action Unit
                              Jab 5NW
                              No. Quincy, MA 02171
                              Joseph Callahan 617-985-6453


CLASS A-4
---------
                              DEUTSCHE BANK TRUST                     32,000,000           43.24%
                              COMPANY AMERICAS
                              648 Grassmere Park Road
                              Nashville, TN 37211
                              John Lasher 615-835-3419


                              HSBC BANK USA OMNIBUS                    7,000,000            9.46%
                              140 Broadway Level A
                              New York, NY 10013
                              Linda NG 212-658-1228


                              JPMORGAN CHASE BANK                     20,750,000           28.04%
                              Proxy/Class Actions/Bankruptcy
                              Dallas, TX 75254
                              Paula Dabner 489-477-0081


                              FIFTH THIRD BANK                        10,000,000           13.51%
                              38 Fountain Square Plaza, Mail
                              Drip 1090F1
                              Cincinnati, OH 45263
                              Lance Wells 513-744-8637



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 14.  CONTROLS AND PROCEDURES

N/A



                                       10
--------------------------------------------------------------------------------

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Exhibits:  See Index to Exhibits on Pages 13 to 15.

(a)(2)    N/A

(a)(3)    See (a)(1) above.

(b)(1)    Form 8-K filed on July 12, 2002 filing under Item 5 "Other Events" and
          Item 7 "Financial Statements and Exhibits", containing agreements and assignments dated July 8, 2002.

(b)(2)    Form 8-K filed on July 19, 2002 filing under Item 5 "Other Events" and
          Item 7 "Financial Statements and Exhibits", a Monthly Service Report for the month ended June 30, 2002.

(b)(3) Form 8-K filed on August 13, 2002 filing under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits", containing agreements and assignments dated August 8, 2002.

(b)(4) Form 8-K filed on August 16, 2002 filing under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits", containing an agreement as of August 1, 2002.

(b)(5) Form 8-K filed on August 22, 2002 filing under Item 5 "Other Events" and Item. 7 "Financial Statements and Exhibits", a Monthly Service Report for the month ended July 31, 2002.

(b)(6) Form 8-K filed on September 25, 2002 filing under Item. 7 "Financial Statements and Exhibits", a Monthly Service Report for the month ended August 31, 2002.

Item 16.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

N/A

                                       11
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.

                                   FRANKLIN RECEIVABLES, LLC
                                   (Registrant)

                                   By:    Franklin Capital Corp.,
                                          its Managing Member


Date:  June 2, 2003                       /s/ Harold E. Miller, Jr.
                                          ---------------------------
                                          HAROLD E. MILLER, JR.
                                          President
                                          (Principal Executive Officer)



                                       12
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

EXHIBITS FOR FRANKLIN AUTO TRUST 2000-1
---------------------------------------

     4.1 Amended and Restated Trust Agreement between Franklin Receivables LLC and Bankers Trust, Owner Trustee, dated as of March 1, 2000, incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K, filed on April 10, 2000.

     4.2 Indenture between Franklin Auto Trust 2000-1, as Issuer, and The Chase Manhattan Bank, as Trustee and Indenture Collateral Agent, dated as of March 1, 2000, incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K, filed on April 10, 2000.

     10.1 Sale and Servicing Agreement among Franklin Auto Trust 2000-1, Issuer, Franklin Receivables LLC, Seller, Franklin Capital Corporation, Servicer, and Franklin Resources, Inc., Representative, dated as of March 1, 2000, incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K, filed on April 10, 2000.

     10.2 Purchase Agreement between Franklin Receivables LLC and Franklin Capital Corporation dated as of March 1, 2000, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, filed on April 10, 2000.

     19.1 Prospectus dated March 14, 2000 and Prospectus Supplement dated March 17, 2000 related to the issuance of the Class A-1 and A-2 notes, incorporated by reference to Registrant's Form 424(b)(5), filed on March 23, 2000.

     99.1 Report of Independent Accountants on Compliance with Specified Retail Receivable Servicing Standards and Related Exhibits.

     99.2 Annual Statement as to Compliance.


EXHIBITS FOR FRANKLIN AUTO TRUST 2001-1
---------------------------------------

     4.3 Amended and Restated Trust Agreement between Franklin Receivables LLC and Bankers Trust, Owner Trustee, dated as of January 1, 2001 incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on January 26, 2001.

     4.4 Indenture between Franklin Auto Trust 2001-1, as Issuer, and The Chase Manhattan Bank, as Trustee and Indenture Collateral Agent, dated as of January 1, 2001 incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K, filed on January 26, 2001.

     10.3 Sale and Servicing Agreement among Franklin Auto Trust 2001-1, Issuer, Franklin Receivables LLC, Seller, Franklin Capital Corporation, Servicer, and Franklin Resources, Inc., Representative, dated as of January 1, 2001, incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K filed January 26, 2001.

                                       13
--------------------------------------------------------------------------------

     10.4 Purchase Agreement between Franklin Capital Corporation and Franklin Receivables LLC, dated as of January 1, 2001, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on January 26, 2001.

     19.2 Prospectus dated January 12, 2001 and Prospectus Supplement dated January 19, 2001 related to the issuance of the Class A-1 and A-2 notes, incorporated by reference to Registrant's Form 424(b)(5), filed on January 22, 2001.

     99.3 Report of Independent Accountants on Compliance with Specified Retail Receivable Servicing Standards and Related Exhibits.

     99.4 Annual Statement as to Compliance.


EXHIBITS FOR FRANKLIN AUTO TRUST 2001-2
---------------------------------------

     4.5 Amended and Restated Trust Agreement between Franklin Receivables LLC and Bankers Trust, as Owner Trustee, dated as of December 1, 2001, incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K, filed on December 26, 2001.

     4.6 Indenture between Franklin Auto Trust 2001-2, as Issuer, and The Bank of New York, as Trustee and Indenture Collateral Agent, dated as of December 1, 2001 incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K, filed on December 26, 2001.

     10.5 Sale and Servicing Agreement among Franklin Auto Trust 2001-2, Issuer, Franklin Receivables LLC, Seller, Franklin Capital Corporation, Servicer, and Franklin Resources, Inc., Representative, dated as of December 1, 2001, incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K, filed on December 26, 2001.

     10.6 Purchase Agreement between Franklin Capital Corporation and Franklin Receivables LLC, dated as of December 1, 2001, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, filed on December 26, 2001.

     19.3 Prospectus dated November 28, 2001 and Prospectus Supplement dated November 28, 2001 related to the issuance of the Class A-1, A-2, A-3 and A-4 notes, incorporated by reference to Registrant's Form 424(b)(5) filed on December 6, 2001.

     99.5 Report of Independent Accountants on Compliance with Specified Retail Receivable Servicing Standards and Related Exhibits.

     99.6 Annual Statement as to Compliance.

                                       14
--------------------------------------------------------------------------------

    EXHIBITS FOR FRANKLIN AUTO TRUST 2002-1
    ---------------------------------------

     4.7 Amended and Restated Trust Agreement between Franklin Receivables LLC and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of June 1, 2002, incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K, filed on June 20, 2002.

     4.8 Indenture between Franklin Auto Trust 2002-1, as Issuer, and The Bank of New York, as Trustee and Indenture Collateral Agent, dated as of June 1, 2002, incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K, filed on June 20, 2002.

     10.7 Sale and Servicing Agreement among Franklin Auto Trust 2002-1, Issuer, Franklin Receivables LLC, Seller, Franklin Capital Corporation, Servicer, and Franklin Resources, Inc., Representative, dated as of June 1, 2002, incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K, filed on June 20, 2002.

     10.8 Purchase Agreement between Franklin Capital Corporation and Franklin Receivables LLC, dated as of June 1, 2002, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, filed on June 20, 2002.

     10.9 Subsequent Purchase Agreement by and between Franklin Capital Corporation and Franklin Receivables LLC, dated as of July 8, 2002, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, filed on July 12, 2002.

    10.10 Subsequent Purchase Agreement by and between Franklin Capital Corporation and Franklin Receivables LLC, dated as of August 8, 2002, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, filed on August 13, 2002.

     19.4 Prospectus dated November 28, 2001 and Prospectus Supplement dated May 29, 2002 related to the issuance of the Class A-1, A-2, A-3 and A-4 notes, incorporated by reference to Form 424(b)(5) filed on June 7, 2002.

     99.7 Report of Independent Accountants on Compliance with Specified Retail Receivable Servicing Standards and Related Exhibits.

     99.8 Annual Statement as to Compliance.

     99.9 Certification

                                       15
--------------------------------------------------------------------------------