Form 10-K
period 2003-09-30
FRANKLIN RECEIVABLES LLC
filed 2003-12-05
CIK 1063267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2003
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file numbers 333-56869
                           FRANKLIN AUTO TRUST 2000-1
                           FRANKLIN AUTO TRUST 2001-1

                        Commission file numbers 333-72180
                           FRANKLIN AUTO TRUST 2001-2
                           FRANKLIN AUTO TRUST 2002-1

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For the 2000-1 Trust, the 2000-1 Class A-1 Asset Backed Notes have been previously paid off. There were seven holders of record of the 2000-1 Class A-2 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

For the 2001-1 Trust, the 2001-1 Class A-1 Asset Backed Notes holders have been previously paid off. There were two holders of record of the 2001-1 Class A-2 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

For the 2001-2 Trust, the 2001-2 Class A-1 and Class A-2 Asset Backed Notes holders have been previously paid off. There were five holders of record of the 2001-2 Class A-3 Asset Backed Notes, and four holders of record of 2001-2 Class A-4 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

For the 2002-1 Trust, the 2002-1 Class A-1 and Class A-2 Asset Backed Notes holders have been previously paid off. There were seven holders of record of the 2002-1 Class A-3 Asset Backed Notes, and six holders of record of 2002-1 Class A-4 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

ITEM 6. SELECTED FINANCIAL HIGHLIGHTS

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

N/A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

N/A


                                       4
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

N/A


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

None.

ITEM 11. EXECUTIVE COMPENSATION

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons hold in excess of 5% of the aggregate outstanding 2000-1 Asset Backed Notes as of September 30, 2003:

  TITLE OF CLASS           NAME AND ADDRESS OF              AMOUNT    PERCENTAGE
  --------------           BENEFICIAL OWNERS                ------    ----------
                           -----------------

CLASS A-2             BOSTON SAFE DEPOSIT AND          7,485,813.99       48.08%
---------             TRUST COMPANY
                      Mellon Trust
                      Pittsburgh, PA 15259

                      DEUTSCHE BANK TRUST              5,631,584.49       36.17%
                      COMPANY AMERICAS
                      648 Grassmere Park Road
                      Nashville, TN 37211

                      STATE STREET BANK AND            1,291,799.76        8.30%
                      TRUST COMPANY
                      1776 Heritage Dr.
                      Global Corporate Action Unit
                      Lab 5NW
                      No. Quincy, MA 02171



                                       5
--------------------------------------------------------------------------------

The following persons hold in excess of 5% of the aggregate outstanding 2001-1 Asset Backed Notes as of September 30, 2003:


  TITLE OF CLASS           NAME AND ADDRESS OF              AMOUNT    PERCENTAGE
  --------------           BENEFICIAL OWNERS                ------    ----------
                           -----------------

CLASS A-2             DEUTSCHE BANK TRUST             28,305,380.74       90.40%
---------             COMPANY AMERICAS
                      648 Grassmere Park Road
                      Nashville, TN 37211
                      John Lasher 615-835-3419

                      HSBC BANK USA OMNIBUS            3,006,030.11        9.60%
                      140 Broadway Level A
                      New York, NY 10013
                      Linda NG 212-658-1228


The following persons hold in excess of 5% of the aggregate outstanding 2001-2 Asset Backed Notes as of September 30, 2003:


  TITLE OF CLASS           NAME AND ADDRESS OF              AMOUNT    PERCENTAGE
  --------------           BENEFICIAL OWNERS                ------    ----------
                           -----------------
CLASS A-3
---------            BOSTON SAFE DEPOSIT AND         11,993,373.33        26.37%
                     TRUST COMPANY
                     Mellon Trust
                     Pittsburgh, PA 15259
                     Melissa Tarasovicce 412-234-2475


                     MORGAN STANLEY & CO.             4,997,238.89        10.99%
                     INCORPORATED
                     One Peirrepont Plaza 7th Floor
                     Colleen Corr 718-754-5266

                     DEUTSCHE BANK TRUST             18,489,783.89        40.66%
                     COMPANY AMERICAS
                     648 Grassmere Park Road
                     Nashville, TN 37211
                     John Lasher 615-835-3419

                     JPMORGAN CHASE BANK              2,998,343.33         6.59%
                     Proxy/Class Actions/Bankruptcy
                     Dallas, TX 75254
                     Paula Dabner 489-477-0081



                                       6
--------------------------------------------------------------------------------

                     STATE STREET BANK AND            6,996,134.44        15.38%
                     TRUST COMPANY
                     1776 Heritage Dr.
                     Global Corporate Action Unit
                     Lab 5NW
                     No. Quincy, MA 02171
                     Joseph Callahan 617-985-6453



CLASS A-4
---------            CREDIT SUISSE FIRST BOSTON          7,000,000         8.81%
                     LLC

                     C/O ADP Proxy Services
                     631-254-7400

                     DEUTSCHE BANK TRUST                67,500,000        84.91%
                     COMPANY AMERICAS
                     648 Grassmere Park Road
                     Nashville, TN 37211
                     John Lasher 615-835-3419

                     STATE STREET BANK AND               4,750,000         5.97%
                     TRUST COMPANY
                     1776 Heritage Dr.
                     Global Corporate Action Unit Lab
                     5NW
                     No. Quincy, MA 02171
                     Joseph Callahan 617-985-6453

The following persons hold in excess of 5% of the aggregate outstanding 2002-1 Asset Backed Notes as of September 30, 2003:


  TITLE OF CLASS           NAME AND ADDRESS OF              AMOUNT    PERCENTAGE
  --------------           BENEFICIAL OWNERS                ------    ----------
                           -----------------
CLASS A-3
---------
                     THE BANK OF NEW YORK            29,430,324.32        46.92%
                     One Wall Street
                     New York, NY 10286
                     Cecile Lamarco 201-319-3066



                                       7
--------------------------------------------------------------------------------

                     MORGAN STANLEY & CO             15,438,858.66        24.62%
                     INCORPORATED
                     One Pierrepont Plaza, 7th Floor
                     Brooklyn, NY 11201
                     Victor Reich 718-754-4019

                     STATE STREET BANK AND           13,026,537.00        20.77%
                     TRUST COMPANY
                     1776 Heritage Dr.
                     Global Corporate Action Unit Jab
                     5NW
                     No. Quincy, MA 02171
                     Joseph Callahan 617-985-6453


CLASS A-4
---------
                     DEUTSCHE BANK TRUST               25,000,000         33.78%
                     COMPANY AMERICAS
                     648 Grassmere Park Road
                     Nashville, TN 37211
                     John Lasher 615-835-3419

                     HSBC BANK USA OMNIBUS               7,000,000         9.46%
                     140 Broadway Level A
                     New York, NY 10013
                     Linda NG 212-658-1228

                     JPMORGAN CHASE BANK                20,750,000        28.04%
                     Proxy/Class Actions/Bankruptcy
                     Dallas, TX 75254
                     Paula Dabner 489-477-0081

                     STATE STREET BANK AND               9,350,000        12.64%
                     TRUST COMPANY
                     1776 Heritage Dr.
                     Global Corporate Action Unit Lab
                     5NW
                     No. Quincy, MA 02171
                     Joseph Callahan 617-985-6453

                     FIFTH THIRD BANK                   10,000,000        13.51%
                     38 Fountain Square Plaza,
                     Mail Drop 1090F1
                     Cincinnati, OH 45263
                     Lance Wells 513-744-8637

                                       8
--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A


                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

N/A

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Exhibits: See Index to Exhibits on Pages 12 to 14.

(a)(2)   N/A

(a)(3)   See (a)(1) above.

(b)(1) Form 8-K filed on October 25, 2002 filing under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended September 30, 2002.

(b)(2) Form 8-K filed on November 25, 2002 filing under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended October 31, 2002.

(b)(3) Form 8-K filed on December 26, 2002 filing under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended November 30, 2002.

(b)(4) Form 8-K filed on January 27, 2003 filing under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended December 31,2002.

(b)(5) Form 8-K filed on February 26, 2003 filing under Item 5 "Other Events" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended January 31, 2003.

(b)(6) Form 8-K filed on March 27, 2003 filing under Item 5 "Other Events" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended February 28, 2003.

(b)(7) Form 8-K filed on April 28, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended March 31, 2003.

                                       9
--------------------------------------------------------------------------------

(b)(8) Form 8-K filed on May 29, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended April 30, 2003.

(b)(9) Form 8-K filed on June 24, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended May 31, 2003.

(b)(10) Form 8-K filed on July 24, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended June 30, 2003.

(b)(11) Form 8-K filed on August 29, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended July 31, 2003.

(b)(12) Form 8-K filed on September 22, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended August 31, 2003.

(b)(13) Form 8-K filed on October 27, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended September 30, 2003.



                                       10
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.

                                   FRANKLIN RECEIVABLES, LLC
                                   (Registrant)

                                   By:   Franklin Capital Corporation
                                         its Managing Member


Date:  December 5, 2003            /S/ HAROLD E. MILLER, JR.
                                   ---------------------------------------------
                                   HAROLD E. MILLER, JR.
                                   President
                                   (Principal Executive Officer)




                                       11
--------------------------------------------------------------------------------

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

     31.1 Certification

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


                                       12
--------------------------------------------------------------------------------

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

     31.1 Certification (included in Exhibit 31.1 of the Franklin Auto Trust 2000-1 exhibits)

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

     31.1 Certification (included in Exhibit 31.1 of the Franklin Auto Trust 2000-1 exhibits)

     99.5 Report of Independent Accountants on Compliance with Specified Retail Receivable Servicing Standards and Related Exhibits.

     99.6 Annual Statement as to Compliance.

                                       13
--------------------------------------------------------------------------------

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

     10.8 Purchase Agreement between Franklin Capital Corporation and Franklin Receivables LLC, dated as of June 1, 2002, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K (File Number 333-56869), filed on June 20, 2002.

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

     31.1 Certification (included in Exhibit 31.1 of the Franklin Auto Trust 2000-1 exhibits)

     99.7 Report of Independent Accountants on Compliance with Specified Retail Receivable Servicing Standards and Related Exhibits.

     99.8 Annual Statement as to Compliance.


                                       14
--------------------------------------------------------------------------------